Form 10-Q
period 2007-03-25
H-Lines Finance Holding Corp.
filed 2007-04-26
CIK 1321650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2007

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-123682

H–LINES FINANCE HOLDING CORP.

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

As of April 24, 2007, 1,000 shares of common stock, par value $.01 per share, were outstanding.

H–LINES FINANCE HOLDING CORP.

For m 10-Q Index

PART I. FINANCIAL INFORMATION

1. Financial Statements

H–Lines Finance Holding Corp.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 25, 2007	December 24, 2006(1)
Assets
Current assets
Cash and cash equivalents	$44,060	$93,856
Accounts receivable, net of allowance of $6,020 and $4,972 at March 25, 2007 and December 24, 2006, respectively	138,815	120,732
Deferred tax asset	18,420	11,538
Prepaid vessel rent	10,661	1,163
Materials and supplies	25,250	24,658
Other current assets	7,760	6,839

Total current assets	244,966	258,786
Property and equipment, net	183,047	188,652
Goodwill	306,724	306,724
Intangible assets, net	162,238	167,882
Other long-term assets	28,314	22,580

Total assets	$925,289	$944,624

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$21,056	$28,319
Current portion of long-term debt	2,244	6,758
Other accrued liabilities	108,061	125,744

Total current liabilities	131,361	160,821
Long-term debt, net of current	505,532	503,708
Deferred tax liability	43,268	34,109
Deferred rent	34,885	36,003
Other long-term liabilities	4,190	4,074

Total liabilities	719,236	738,715

Stockholder’s equity
Common stock, $.01 par value. 1 shares authorized and outstanding as of March 25, 2007 and December 24, 2006, respectively	—	—
Additional paid in capital	77,945	77,665
Accumulated other comprehensive loss	(986)	(1,011)
Retained earnings	129,094	129,255

Total stockholder’s equity	206,053	205,909

Total liabilities and stockholder’s equity	$925,289	$944,624

(1)	The balance sheet at December 24, 2006 has been derived from the audited financial statements of H–Lines Finance Holding Corp.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H–Lines Finance Holding Corp.

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Quarters Ended
	March 25, 2007	March 26, 2006
Operating revenue	$273,664	$274,934

Operating expense:
Operating expense (excluding depreciation expense)	217,681	219,924
Depreciation and amortization	13,467	12,503
Amortization of vessel dry-docking	3,760	3,414
Selling, general and administrative	21,289	22,799
Miscellaneous expense, net	384	310

Total operating expense	256,581	258,950

Operating income	17,083	15,984
Other expense (income):
Interest expense, net	11,213	11,726
Other (income) expense, net	(4)	15

Income before income tax (benefit) expense	5,874	4,243
Income tax (benefit) expense	(1,664)	1,848

Net income	$7,538	$2,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H-Lines Finance Holding Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Quarters Ended
	March 25, 2007	March 26, 2006
Cash flows from operating activities:
Net income	$7,538	$2,395
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,577	7,613
Amortization of other intangible assets	4,890	4,890
Amortization of vessel dry-docking	3,760	3,414
Amortization of deferred financing costs	788	805
Deferred income taxes	(1,253)	1,794
Gain on equipment disposals	(148)	(275)
Stock-based compensation	335	99
Accretion of interest on 11% senior discount notes	2,386	2,208
Changes in operating assets and liabilities
Accounts receivable	(18,083)	(14,888)
Materials and supplies	(643)	1,143
Other current assets	(10,419)	(2,202)
Accounts payable	(7,263)	3,271
Accrued liabilities	(24,117)	(6,853)
Vessel dry-docking payments	(2,403)	(4,235)
Other assets/liabilities	(1,644)	(842)

Net cash used in operating activities	(37,699)	(1,663)

Cash flows from investing activities:
Purchases of property and equipment	(3,338)	(2,718)
Proceeds from the sale of property and equipment	565	940

Net cash used in investing activities	(2,773)	(1,778)

Cash flows from financing activities:
Principal payments on long-term debt	(5,074)	(625)
Dividends to Parent	(4,170)	(3,679)
Payments of financing costs	(33)	(816)
Payments on capital lease obligation	(47)	(45)

Net cash used in financing activities	(9,324)	(5,165)

Net decrease in cash and cash equivalents	(49,796)	(8,606)
Cash and cash equivalents at beginning of period	93,856	41,268

Cash and cash equivalents at end of period	$44,060	$32,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H–LINES FINANCE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization

On December 6, 2004, H-Lines Finance Holding Corp. (the “Company”) was formed by Horizon Lines, Inc. (the “Parent”), as a vehicle to issue 11% senior discount notes due 2013 (the “11% senior discount notes”) with an original $160.0 million aggregate principal amount at maturity. The Company is a wholly-owned subsidiary of the Parent. The Company is the direct parent of Horizon Lines Holding Corp. (“HLHC”), a Delaware corporation, which operates as a holding company for Horizon Lines, LLC (“HL”), a Delaware limited liability company and indirect wholly-owned subsidiary of the Company, and Horizon Lines of Puerto Rico, Inc. (“HLPR”), a Delaware corporation and indirect wholly-owned subsidiary of the Company. HL operates as a domestic liner business with primary service to ports within the continental United States, Puerto Rico, Alaska, Hawaii, and Guam. HL also offers terminal services and ground transportation services. HLPR operates as an agent for HL and also provides terminal services in Puerto Rico.

The Parent was formed on July 7, 2004 at the direction of Castle Harlan Partners IV, L.P. (“CHP IV”), a private equity investment fund managed by Castle Harlan, Inc (“Castle Harlan”) as an acquisition vehicle to acquire the equity interest in HLHC. The foregoing transactions included a merger, whereby HLHC became a wholly-owned subsidiary of the Parent. On December 6, 2004, the Parent contributed all of its shares of the capital stock of HLHC to the Company. As a result, HLHC became a wholly-owned subsidiary of the Company and indirect wholly-owned subsidiary of the Parent. During 2006, the Parent completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Parent.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 24, 2006. The Company uses a 52 or 53 week (every sixth or seventh year) fiscal year that ends on the Sunday before the last Friday in December.

The financial statements as of March 25, 2007 and the financial statements for the quarter ended March 25, 2007 and March 26, 2006 are unaudited; however, in the opinion of management, such statements include all adjustments necessary for the financial information included herein, which are of a normal recurring nature. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions and to use judgment that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. SFL Agreements

In April 2006, the Company completed a series of agreements with Ship Finance International Limited and certain of its subsidiaries (“SFL”) to charter five new non-Jones Act qualified container vessels, each with a capacity of 2,824 twenty-foot equivalent units (“TEUs”) and capable of a service speed of up to 23 knots (the “new vessels”). To date, three of the vessels have been delivered, including the Horizon Eagle which was delivered on April 10, 2007. The delivered vessels have been deployed in the Company’s modified trade route between the U.S. west coast and Asia and Guam. We expect the two remaining vessels to be delivered and deployed in the second quarter of 2007. Upon the deployment of all the new vessels, the redeployment of certain Jones Act qualified vessels, and the shifting of certain older vessels to the Company’s standby fleet, the average age of active vessels in the Company’s fleet will be reduced from 31 years to 20 years.

The estimated aggregate annual charter hire for all of the five new vessels is approximately $32.0 million, based on certain assumptions with respect to final vessel price and applicable interest rates that will be adjusted on the date of the delivery of the two remaining vessels. The term of each of the bareboat charters is twelve years from the date of delivery of the related vessel, with a three year renewal option exercisable by HL. In addition, HL has the option to purchase all of the new vessels following the five, eight, twelve, and, if applicable, fifteen year anniversaries of the date of delivery at pre-agreed purchase prices. If HL elects to purchase all of the vessels after the five or eight year anniversary date, it will have the right to assume the outstanding debt under SFL’s credit facility, and the amount of the debt so assumed will be credited against the purchase price paid by it for the vessels. If HL elects not to purchase the new vessels at the end of the initial twelve-year period and SFL sells the new vessels for less than a specified amount, HL is responsible for paying the amount of such shortfall, which shall not exceed $3.8 million per new vessel. If the new vessels are to be sold by SFL to an affiliated party for less than a different specified amount, HL has the right to purchase the new vessels for that different specified amount.

As of March 25, 2007, the Company has $10.8 million in outstanding letters of credit that serve as collateral related to its agreements with SFL

Although HL is not the primary beneficiary of the variable interest entities created in conjunction with the SFL transactions, HL has an interest in the variable interest entities. Certain contractual obligations and off-balance sheet obligations arising from this transaction include the annual operating lease obligations, the letters of credit, and the residual guarantee. The Company is accounting for the leases as operating leases, and has included lease costs associated with the Horizon Hunter and the Horizon Hawk in its consolidated statement of operations for the periods after delivery. The residual guarantee related to the two vessels delivered prior to March 25, 2007 has been recorded at its fair value of approximately $48 thousand as a liability on the Company’s balance sheet. The additional residual guarantee of $0.1 million will be recorded on the Company’s balance sheet upon delivery of the remaining vessels. The remaining security deposits guarantee will be removed upon delivery of the remaining vessels.

4. Income Taxes

During the third quarter of 2006, the Parent elected the application of tonnage tax. As a result, income from certain activities is excluded from gross income subject to the corporate income tax rates. The Company’s new vessel shipping activities are deemed qualified shipping activities, and thus the income from these vessels is excluded from gross income in determining federal income tax liability. As such, the Company recorded a $2.5 million decrease in income tax expense during the quarter ended March 25, 2007 primarily related to the revaluation of deferred taxes related to the qualified shipping income expected to be generated by the new vessels.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On December 25, 2006, the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $3.5 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 25, 2006 balance of retained earnings. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. As of March 25, 2007, the Company had a $3.7 million liability for unrecognized tax benefits, which if recognized would decrease the effective rate during the period recognized. The Parent or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The tax years which remain subject to examination by major tax jurisdictions as of March 25, 2007 include 2003-2006.

5. Stock-Based Compensation

As of March 25, 2007, the Parent has two share-based compensation plans. Because the participants in these plans are generally limited to employees of the Company, and therefore options were granted for services to be provided to the Company, the stock based compensation related to the plans is being recorded on the Company’s financial statements. The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, all stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company recognized stock-based compensation expense, related to stock options and restricted shares under the Amended and Restated Equity Incentive Plan and the Employee Stock Purchase Plan (“ESPP”), of $0.3 million and $0.1 million during the quarter ended March 25, 2007 and March 26, 2006, respectively. These amounts were included within selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. Compensation cost is recognized using the straight-line method, net of estimated forfeitures, over the requisite service period.

Stock Options

The Parent’s stock option plans provide for grants of stock options to key employees at prices not less than the fair market value of the Parent’s common stock on the grant date. The Company recognized approximately $0.3 million in compensation costs and a deferred tax asset of $0.1 million during the quarter ended March 25, 2007. There were no options granted during the quarter ended March 25, 2007. The Company will recognize an additional $1.6 million in compensation costs using the straight-line method over a weighted average period of 1.9 years.

A summary of option activity under the Parent’s stock plan as of March 25, 2007 and the changes during the quarter ended March 25, 2007 are presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 24, 2006	1,291,037	$11.35
Granted	—
Exercised (a)	(3,500)	10.00
Forfeited	—

Outstanding at March 25, 2007	1,287,537	$11.36	8.93	$28,626

Vested or expected to vest at March 25, 2007	1,226,305	$11.35	8.93	$27,267

Exercisable at March 25, 2007	52,062	$10.00	8.63	$1,228

(a)	The aggregate intrinsic value of stock options exercised during the quarter ended March 25, 2007 was $0.1 million

Restricted Stock

On January 30, 2007, the Parent granted 4,064 restricted shares each to three members of the Board of Directors. The grant date fair market value of the restricted shares was $29.53 per share. The Company recorded $19 thousand of compensation expense during the quarter ended March 25, 2007 and will record compensation expense of $0.4 million over the three year vesting period. As of March 25, 2007, there was $1.0 million of unrecognized compensation expense related to all restricted stock awards. That cost is expected to be recognized over a weighted-average period of 3.7 years.

A summary of the status of the Parent’s restricted stock awards as of March 25, 2007 and the changes during the quarter ended March 25, 2007 is presented below:

Restricted Shares	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 24, 2006	70,000	$12.57
Granted	12,192	29.53
Vested	—
Forfeited	—

Nonvested at March 25, 2007	82,192	$15.09

Employee Stock Purchase Plan

The Company recorded $54 thousand of compensation expense during the quarter ended March 25, 2007 related to participation in the ESPP. As of March 25, 2007, there was no unrecognized compensation expense related to the ESPP.

6. Total Comprehensive Income

Total comprehensive income is as follows (in thousands):

	Quarters ended
	March 25, 2007	March 26, 2006
Net income	$7,538	$2,395
Change in fair value of fixed price fuel contract	—	(39)

Comprehensive income	$7,538	$2,356

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 25, 2007	December 24, 2006
Vessels	$137,151	$137,129
Containers	26,960	27,682
Chassis	14,517	14,535
Cranes	17,162	15,903
Machinery and equipment	20,163	19,716
Facilities and land improvements	8,345	8,416
Software	30,077	29,887
Other	9,244	7,715

Total property and equipment	263,619	260,983
Accumulated depreciation	(80,572)	(72,331)

Property and equipment, net	$183,047	$188,652

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 25, 2007	December 24, 2006
Customer contracts	$137,675	$137,675
Trademarks	63,800	63,800
Deferred financing costs	22,642	23,075

Total intangibles with definite lives	224,117	224,550
Accumulated amortization	(61,879)	(56,668)

Net intangibles with definite lives	162,238	167,882
Goodwill	306,724	306,724

Intangible assets, net	$468,962	$474,606

9. Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 25, 2007	December 24, 2006
Vessel operations	$26,090	$18,608
Fuel	14,896	10,899
Marine operations	13,937	9,452
Terminal operations	12,371	12,400
Interest (a)	11,374	7,219
Vessel and rolling stock rent (b)	1,460	26,649
Bonus (c)	410	10,500
Other liabilities	27,523	30,017

Total other accrued liabilities	$108,061	$125,744

(a)	The increase in accrued interest is due to timing of interest payments. Interest on the 9% senior notes due 2012 (the “9% senior notes”) is payable on May 1 and November 1 of each year.
(b)	As of March 25, 2007, the Company charters five of its vessels and accounts for these charters as operating leases. The payments for three of the Company’s five chartered vessels are made in January and July of each fiscal year. During the quarter ended March 25, 2007, the Company made $39.4 million of operating lease payments under these agreements. The reduction in vessel and rolling stock rent liability is primarily due to the reclass of these payments to prepaid vessel rent.

(c)	The Company made $10.5 million in bonus payments to certain employees in the quarter ended March 25, 2007.

10. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 25, 2007	December 24, 2006
Senior credit facility	$218,814	$219,375
9% senior notes	197,014	197,014
11% senior discount notes	91,948	89,564
Notes issued by the owner trustees of the owner trusts and secured by mortgages on the vessels owned by such trusts (a)	—	4,513

Total long-term debt	507,776	510,466
Less: current portion	(2,244)	(6,758)

Long-term debt, net of current	$505,532	$503,708

(a)	These notes matured and were repaid during January 2007.

On March 30, 2007, the Company made a $25 million voluntary prepayment on the term loan component of its senior credit facility.

11. Commitments and Contingencies

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

There are two actions currently pending before the Surface Transportation Board (“STB”) involving HL. The first action, brought by the Government of Guam in 1998 on behalf of itself and its citizens against HL and Matson Navigation Co. (“Matson”), seeks a ruling from the STB that HL’s Guam shipping rates, which are based on published tariff rates, during 1996-1998 were “unreasonable” under the Interstate Commerce Commission Termination Act of 1995 (“ICCTA”), and an order awarding reparations to Guam and its citizens. The STB is addressing this matter in three phases. During the first phase, which has been completed, the STB reviewed the allegations set forth in the complaints that were filed by the Government of Guam and dismissed certain complaints while allowing certain other complaints to be addressed in phase two. In phase two, the STB was to determine the methodology by which it would determine “rate reasonableness” under the ICCTA for the respondents’ rates during the relevant 1996-1998 time periods. By decision dated February 2, 2007, the STB has now addressed that issue and has adopted the following methodology:

First, the STB will conduct a hearing on the issue of whether the US/Guam trade is a market characterized by “Effective Competition”. At this hearing the burden of proof will be on HL and Matson. If the STB finds this market is sufficiently competitive to preclude a carrier from exercising significant market power, it will dismiss the action brought by the Government of Guam.

Second, if the action is not dismissed, the STB will hold a further hearing at which the Government of Guam will have the burden of proof to determine if the rates of HL during 1996-1998 were “reasonable” using the STB’s Constrained Market Pricing standards found in its rail rate “Guidelines”.

Third, the STB ruled that it will apply the 7.5% zone of reasonableness statutory guidelines to the base rates of HL after 1996 to determine whether those rates are reasonable.

During the third phase, the STB will apply these standards to the rates in effect during 1996-1998. If the STB determines that the rates charged by HL during 1996-1998 were unreasonable, the STB will issue an additional ruling to determine the persons entitled to damages and in what amounts. No assurance can be given that the final decision with respect to this matter will be favorable to HL. An adverse ruling by the STB in this action could result in significant damages.

The Company is unable to quantify the amount of these damages. The business of HL that provided marine container shipping to and from Guam during 1996-1998 was, at the time, part of a larger business. During 1996-1998, the Guam-related business of HL was part of the business of Sea-Land Service, Inc. (“Sea-Land”), which included transportation, logistics, and terminal services between and at ports in Asia, Guam, Hawaii and the U.S. west coast. Separate financial statements were not prepared for the operations of Sea-Land that related to marine container shipping to and from Guam. Accordingly, the Company believes the actual rates of return that were earned by HL’s business with respect to marine container shipments to and from Guam during 1996-1998 cannot be determined. Consequently, the absence of such actual rates of return would preclude the calculation of a reasonable rate of return based on the standard proposed by the Government of Guam in the pending action. Even if each of these matters were determined adversely to HL, the Company is unable at the present time to determine how many citizens of Guam, on whose behalf the pending action has been brought by the Government of Guam, paid such rates during 1996-1998, or the amounts of their related claims, because the requisite discovery proceedings for that phase of the dispute have not yet begun. Apart from potential damages, an adverse ruling by the STB could affect HL’s current and future rate structure for its Guam shipping by requiring it to reduce its current base tariff rates and limit future rate increases to amounts determined to be within the “zone of reasonableness” as defined in the ICCTA, as determined in such ruling. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes where rates must be “reasonable” under the ICCTA. The Company has not accrued a liability relating to this litigation because management does not believe an unfavorable outcome is probable nor can management reasonably estimate the Company’s exposure in the event there is an unfavorable outcome.

The second action currently pending before the STB involving HL, brought by DHX, Inc. (“DHX”) in 1999 against HL and Matson, challenges the reasonableness of certain rates and practices of HL and Matson. DHX is a major freight forwarder in the domestic Hawaii trade. Freight forwarders typically accept less than full container loads of cargo, consolidate these loads into full container loads, and offer the full container load to the ocean carriers. Some freight forwarders, including DHX, also solicit full container loads from shippers. Among other things, DHX charged that HL and Matson took actions that were intended to prevent all freight forwarders in the Hawaii trade from competing with the carriers for the full container load business. DHX is seeking $11.0 million in damages. In addition to the award of damages, an adverse ruling could affect HL’s current and future rate structure for its Hawaii shipping. An adverse STB decision could also affect the rates that HL would be permitted to charge on its other routes. On December 13, 2004, the STB (i) dismissed all of the allegations of unlawful activity contained in DHX’s complaint; (ii) found that HL met all of its tariff filing obligations; and (iii) reaffirmed the STB’s earlier holdings that the anti-discrimination provisions of the Interstate Commerce Act, which were repealed by the ICCTA, are no longer applicable to our business. On June 13, 2005, the STB issued a decision that denied DHX’s motion for reconsideration and denied the alternative request by DHX for clarification of the STB’s December 13, 2004 decision. On August 5, 2005, DHX filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit challenging the STB’s order dismissing its complaint. DHX filed an appellate brief on November 10, 2005. HL submitted its response to the DHX brief on January 25, 2006, and all parties are waiting for the court to schedule oral argument. No assurance can be given that the final decision with respect to this matter will be favorable to the Company. The Company has not accrued a liability relating to this litigation because management does not believe an unfavorable outcome is probable.

Standby Letters of Credit

HL has standby letters of credit, primarily related to its agreements with SFL and its property and casualty insurance programs. On March 25, 2007 and December 24, 2006, amounts outstanding on these letters of credit totaled $17.6 million and $26.6 million, respectively.

12. Recent Accounting Pronouncements

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

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere in this quarterly report. In this quarterly report, unless the context otherwise requires, references to “we,” “us,” and “our” mean the Company, together with its subsidiaries, on a consolidated basis.

This Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

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

See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 24, 2006 as filed with the SEC for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Executive Overview

	Quarter Ended March 25, 2007	Quarter Ended March 26, 2006
	(in thousands)
Operating revenue	$273,664	$274,934
Operating expense	256,581	258,950

Operating income	$17,083	$15,894

Operating ratio	93.8%	94.2%
Revenue containers (units)	66,921	71,601

Operating revenue decreased by $1.3 million or 0.5% from the quarter ended March 26, 2006 to the quarter ended March 25, 2007. This decline in revenue is primarily attributable to fewer revenue containers shipped, partially offset by rate improvements resulting from favorable changes in cargo mix and general rate increases as well as increased bunker and intermodal fuel surcharges.

Operating expense decreased by $2.4 million or 0.9% from the quarter ended March 26, 2006 to the quarter ended March 25, 2007, primarily as a result of a decrease in variable operating costs due to lower revenue container volumes shipped.

We believe that in addition to GAAP based financial information, earnings before net interest expense, income taxes, depreciation, and amortization (“EBITDA”) is a meaningful disclosure for the following reasons: (i) EBITDA is a component of the measure used by our Board of Directors and management team to evaluate our operating performance, (ii) the senior credit facility contains covenants that require HLHC and its subsidiaries to maintain certain interest expense coverage and leverage ratios, which contain EBITDA as a component, and restrict upstream cash payments if certain ratios are not met, subject to certain exclusions, and our management team uses EBITDA to monitor compliance with such covenants, (iii) EBITDA is a component of the measure used by our management team to make day-to-day operating decisions, (iv) EBITDA is a component of the measure used by our management to facilitate internal comparisons to competitors’ results and the marine container shipping and logistics industry in general and (v) the payment of discretionary bonuses to certain members of our management is contingent upon, among other things, the satisfaction by the Company of certain targets, which contain EBITDA as a component. We acknowledge that there are limitations when using EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Because all companies do not use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income to EBITDA is included below (in thousands):

	Quarter Ended March 25, 2007	Quarter Ended March 26, 2006
Net income	$7,538	$2,395
Interest expense, net	11,213	11,726
Income tax (benefit) expense	(1,664)	1,848
Depreciation and amortization	17,227	15,917

EBITDA	$34,314	$31,886

Recent Developments

On March 30, 2007, the Company made a $25 million voluntary prepayment on the term loan component of its senior credit facility. This prepayment will reduce gross annual interest expense by approximately $1.9 million and net annual interest expense by approximately $0.6 million. In connection with this prepayment, during the second quarter of 2007, the Company will write-off a portion of its deferred financing costs and will record a loss on extinguishment of debt of approximately $0.6 million.

On March 26, 2007, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Parent approved the grant by the Parent, pursuant to its Amended and Restated Equity Incentive Plan (the “Plan”), of options to certain employees of the Company and its subsidiaries to purchase shares of the Parent’s Common Stock at a price of $33.51 per share. No option is currently vested or exercisable. Each option is scheduled to vest and become fully exercisable on March 26, 2010, provided the employee who was granted such option is continuously employed by the Company and its subsidiaries through such date. Recipients who retire from the Company after attaining age 59 1/2 are entitled to proportionate vesting. The grant date fair value of the options granted was $10.58 per share. The Company will record stock based compensation expense of approximately $1.1 million per annum over the three year vesting period and will record approximately $0.8 million in stock based compensation expense in 2007.

On March 26, 2007, the Compensation Committee of the Company approved the grant by the Parent, pursuant to the Plan, of restricted stock to certain employees of the Company and its subsidiaries. The shares of restricted stock will vest on March 26, 2010 if certain performance targets are achieved, provided the employee who was granted such restricted stock is continuously employed by the Company and its subsidiaries through such date. The grant date fair market value of the restricted shares was $33.51 per share. The Company will record stock based compensation expense of approximately $0.7 million per annum over the three year vesting period and will record approximately $0.5 million in stock based compensation expense in 2007.

During the first quarter of 2007, the Company’s modified trade route between the U.S. west coast and Asia and Guam commenced with the deployment of two of the new vessels, the Horizon Hunter and the Horizon Hawk. The Horizon Eagle was delivered to the Company on April 10, 2007 and deployed into the trade route on April 15, 2007. We expect the two remaining vessels to be delivered and deployed into the trade route during the second quarter of 2007.

General

We believe that we are the nation’s leading Jones Act container shipping and integrated logistics company, accounting for approximately 36% of total U.S. marine container shipments from the continental U.S. to Alaska, Puerto Rico and

Hawaii, constituting the three non-contiguous Jones Act markets, and to Guam. Under the Jones Act, all vessels transporting cargo between U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. As of the date hereof, we operate the largest Jones Act containership fleet with 19 vessels and approximately 23,000 cargo containers. We provide comprehensive shipping and logistics services in our markets. We have long-term access to terminal facilities in each of our ports, operating our terminals in Alaska, Hawaii, and Puerto Rico and contracting for terminal services in the six ports in the continental U.S. and in the ports in Guam, Hong Kong and Taiwan.

History

Our long operating history dates back to 1956, when Sea-Land pioneered the marine container shipping industry and established our business. In 1958 we introduced container shipping to the Puerto Rico market, and in 1964 we pioneered container shipping in Alaska with the first year-round scheduled vessel service. In 1987, we began providing container shipping services between the U.S. west coast and Hawaii and Guam through our acquisition from an existing carrier of all of its vessels and certain other assets that were already serving that market. In December 1999, HLHC’s former parent, CSX Corporation, sold the international marine container operations of Sea-Land to Maersk, and HLHC continued to be owned and operated as CSX Lines, LLC, a division of CSX Corporation. On February 27, 2003, HLHC (which at the time was indirectly majority-owned by Carlyle-Horizon Partners, L.P.) acquired from CSX Corporation, which was the successor to Sea-Land, 84.5% of CSX Lines, LLC, and 100% of CSX Lines of Puerto Rico, Inc., which together constitute our business today. CSX Lines, LLC is now known as Horizon Lines, LLC and CSX Lines of Puerto Rico, Inc. is now known as Horizon Lines of Puerto Rico, Inc. On July 7, 2004, the Parent, formerly known as H-Lines Holding Corp., was formed as an acquisition vehicle to acquire the equity interest in HLHC. The Parent was formed at the direction of CHP IV, a private equity investment fund managed by Castle Harlan, Inc. During 2006, the Parent completed three secondary offerings, including a secondary offering (pursuant to a shelf registration) whereby CHP IV and other affiliated private equity investment funds managed by Castle Harlan divested their ownership in the Parent. Today, as the only Jones Act vessel operator with one integrated organization serving Alaska, Hawaii, and Puerto Rico, we are uniquely positioned to serve customers requiring shipping and logistics services in more than one of these markets.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On December 25, 2006, the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $3.5 million increase in the liability for unrecognized tax expense, which was accounted for as a reduction to the December 25, 2006 balance of retained earnings.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions in the reported amounts of revenues and expenses during the reporting period and in reporting the amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of our financial statements. Since many of these estimates and assumptions are based upon on future events which cannot be determined with certainty, the actual results could differ from these estimates.

We believe that the application of our critical accounting policies, and the estimates and assumptions inherent in those policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts or circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results have not differed materially from those determined using necessary estimates. Except for the new critical accounting policy described below related to FIN 48, there have been no material changes to the Company’s critical accounting policies during the quarter ended March 25, 2007. The critical accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 24, 2006 as filed with the SEC.

FIN 48

We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

As used in this Form 10-Q, the term “revenue containers” refers to containers that are transported for a charge (as opposed to empty containers).

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

Quarter Ended March 25, 2007 Compared with the Quarter Ended March 26, 2006

	Quarter Ended March 25, 2007	Quarter Ended March 26, 2006	% Change
	(in thousands)
Operating revenue	$273,664	$274,934	(0.5)%
Operating expense:
Vessel	82,721	79,581	3.9%
Marine	45,766	46,977	(2.6)%
Inland	46,153	47,549	(2.9)%
Land	32,019	34,508	(7.2)%
Rolling stock rent	11,022	11,309	(2.5)%

Operating expense	217,681	219,924	(1.0)%
Depreciation and amortization	13,467	12,503	7.7%
Amortization of vessel drydocking	3,760	3,414	10.1%
Selling, general and administrative	21,289	22,799	(6.6)%
Miscellaneous expense, net	384	310	23.9%

Total operating expenses	256,581	258,950	(0.9)%

Operating income	$17,083	$15,984	6.9%

Operating ratio	93.8%	94.2%	0.4%
Revenue containers (units)	66,921	71,601	(6.5)%

Operating Revenue. Operating revenue decreased to $273.7 million for the quarter ended March 25, 2007 compared to $274.9 million for the quarter ended March 26, 2006, a decrease of $1.3 million or 0.5%. This revenue decrease can be attributed to the following factors (in thousands):

Revenue container volume decrease	$(15,795)
More favorable cargo mix and general rate increases	13,194
Bunker and intermodal fuel surcharges included in rates	992
Increase in other non-transportation services	339

Total operating revenue decrease	$(1,270)

The decreased revenue due to revenue container volume declines is primarily due to overall soft market conditions in Puerto Rico, an extended winter season in Alaska, as well as a strategic shift away from lower margin automobile cargo to more refrigerated cargo and other higher margin freight. This revenue container volume decrease is partially offset by higher margin cargo mix in addition to general rate increases. Bunker and intermodal fuel surcharges, which are included in our transportation revenue, accounted for approximately 11.2% of total revenue in the quarter ended March 25, 2007 and approximately 10.8% of total revenue in the quarter ended March 26, 2006. We changed our bunker and intermodal fuel surcharges several times throughout 2006 and in the first quarter of 2007 as a result of fluctuations in the cost of fuel for our vessels, in addition to fuel fluctuations passed on to us by our truck, rail, and barge carriers. Fuel surcharges are evaluated regularly as the price of fuel fluctuates, and we may at times incorporate these surcharges into our base transportation rates that we charge.

Operating Expense. Operating expense decreased to $256.6 million for the quarter ended March 25, 2007 compared to $259.0 million for the quarter ended March 26, 2006, a decrease of $2.4 million, or 0.9%. The decrease in operating expense primarily reflects reduced expenses associated with lower container volumes offset by increased vessel expenses. Vessel expense, which is not primarily driven by revenue container volume, increased to $82.7 million for the quarter ended March 25, 2007 from $79.6 million for the quarter ended March 26, 2006, an increase of $3.1 million, or 3.9%. This $3.1 million increase can be attributed to the following factors (in thousands):

Labor and other vessel operating increase	$2,748
Vessel lease expense increase	2,005
Vessel fuel costs decrease	(1,613)

Total vessel expense increase	$3,140

Approximately $3.7 million of the $4.7 million increase in vessel expense is attributable to the new vessels. The remaining $1.0 million increase is mainly due to contractual labor increases. The $1.6 million decrease in vessel fuel costs is comprised of a $1.1 million decrease due to fuel prices and $0.5 million decrease due to lower fuel consumption.

Marine expense is comprised of the costs incurred to bring vessels into and out of port, and to load and unload containers. The types of costs included in marine expense are stevedoring and benefits, pilotage fees, tug fees, government fees, wharfage fees, dockage fees, and line handler fees. Marine expense decreased to $45.8 million for the quarter ended March 25, 2007 from $47.0 million for quarter ended March 26, 2006, a decrease of $1.2 million, or 2.6%. This decrease in marine expenses can be attributed to a 6.5% decrease in total revenue container volume period over period, partially offset by rate increases.

Inland expense decreased to $46.2 million for the quarter ended March 25, 2007 from $47.5 million for the quarter ended March 26, 2006, a decrease of $1.3 million, or 2.9%. The decrease in inland expense is directly related to lower container volumes, partially offset by contractual rate increases.

Land expense is comprised of the costs included within the terminal for the handling, maintenance, and storage of containers, including yard operations, gate operations, maintenance, warehouse, and terminal overhead.

	Quarter Ended March 25, 2007	Quarter Ended March 26, 2006	% Change
	($ in thousands)
Land expense:
Maintenance	$12,185	$13,121	(7.1)%
Terminal overhead	12,270	12,463	(1.5)%
Yard and gate	5,765	7,120	(19.0)%
Warehouse	1,799	1,804	(0.3)%

Total land expense	$32,019	$34,508	(7.2)%

Non-vessel related maintenance expenses decreased primarily due to a decline in overall volumes and lower maintenance expenses. Yard and gate expense is comprised of the costs associated with moving cargo into and out of the terminal facility and the costs associated with the storage of equipment and revenue loads in the terminal facility. Yard and gate expenses decreased primarily due to lower revenue container volumes.

	Quarter Ended March 25, 2007	Quarter Ended March 26, 2006	% Change
	($ in thousands)
Depreciation and amortization:
Depreciation—owned vessels	$2,729	$2,697	1.2%
Depreciation and amortization—other	5,848	4,916	19.0%
Amortization of intangible assets	4,890	4,890	0.0%

Total depreciation and amortization	$13,467	$12,503	7.7%

Amortization of vessel drydocking	$3,760	$3,414	10.1%

Depreciation and Amortization. Depreciation and amortization costs increased by $1.0 million for the quarter ended March 25, 2007 as compared to the quarter ended March 26, 2006. The $0.9 million increase in depreciation and amortization—other is primarily due to an increase in the number of owned containers.

Amortization of Vessel Drydocking. Amortization of vessel drydocking increased $0.3 million, or 10.1%, to $3.8 million for the quarter ended March 25, 2007 from $3.4 million in the quarter ended March 26, 2006 primarily due to the timing of drydockings and drydocking costs.

Selling, General and Administrative. Selling, general and administrative costs decreased to $21.3 million for the quarter ended March 25, 2007 compared to $22.8 million for the quarter ended March 26, 2006, a decrease of $1.5 million or 6.6%. This decrease is comprised of a $1.9 million decrease in the management bonus accrual, offset by approximately $1.0 million of professional fees related to our process re-engineering initiative.

Miscellaneous Expense, Net. Miscellaneous expense, net was approximately $0.4 million for the quarter ended March 25, 2007 compared to expense of $0.3 million in the quarter ended March 26, 2006, an increase of $0.1 million. This increase is primarily due to lower gains on the sale of property and equipment.

Interest Expense, Net. Interest expense, net decreased to $11.2 million for the quarter ended March 25, 2007 compared to $11.7 million for the quarter ended March 26, 2006, a decrease of $0.5 million or 4.3%. This decrease is due to higher interest income earned from investing our cash balances, which is the result of an increase in the average cash balance and higher interest rates in the 2007 period. The decrease in interest expense resulting from the December 2006 $25 million prepayment on the term loan was offset by increased interest expense due to an 84 basis point increase in LIBOR during the quarter ended March 25, 2007 as compared to March 26, 2006.

Income Tax Expense. The Company’s effective tax rate for the quarter ended March 25, 2007 and March 26, 2006 was (28.3%) and 43.6%, respectively. During the third quarter of 2006, the Parent elected the application of tonnage tax. With the deployment of the Company’s new vessels in the modified trade route between the U.S. west coast and Asia and Guam during the first quarter of 2007, these shipping activities became qualified shipping activities, and thus the income from these vessels is excluded from gross income for purposes of computing federal income tax. The Company recorded a $2.5 million decrease in income tax expense during the quarter ended March 25, 2007 primarily related to the revaluation of deferred taxes related to activities qualifying for the application of tonnage tax. Excluding the reduction in income tax due to the revaluation of deferred taxes, the effective tax rate was 14.1% in the quarter ended March 25, 2007. The Parent’s 2006 election was made in connection with the filing of the Parent’s 2005 federal corporate income tax return and the Company accounted for this election as a change in the tax status of its qualifying shipping activities. Retroactively applying the tonnage tax would result in an effective tax rate of 13.3% in the quarter ended March 26, 2006. The Company’s effective tax rate is impacted by the Company’s income from shipping activities as well as the income from the Company’s non qualifying shipping activities and will fluctuate based on the ratio of income from qualifying and non-qualifying activities. As such, the Company expects that its effective tax rate for the year ended December 24, 2007 will be within a range of 12%-17%.

Seasonality

Our container volumes are subject to seasonal trends common in the transportation industry. Financial results in the first quarter are normally lower due to reduced loads during the winter months. Volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in higher revenues and improved margins.

Liquidity and Capital Resources

Our principal sources of funds have been (i) earnings before non-cash charges, (ii) borrowings under debt arrangements and (iii) equity capitalization. Our principal uses of funds have been (i) capital expenditures on our container fleet, our terminal operating equipment, improvements to our owned and leased vessel fleet, and our information technology systems, (ii) vessel drydocking expenditures, (iii) the purchase of vessels upon expiration of operating leases, (iv) working capital consumption, (v) principal and interest payments on our existing indebtedness, and (vi) dividend payments to our common stockholders. Cash and cash equivalents totaled $44.1 million at March 25, 2007. As of March 25, 2007, $57.4 million was available for borrowing under the $75.0 million revolving credit facility, after taking into account $17.6 million utilized for outstanding letters of credit.

Operating Activities

	Quarter Ended March 25, 2007	Quarter Ended March 26, 2006
	(in thousands)
Cash flows used in operating activities
Net income	$7,538	$2,395
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,577	7,613
Amortization of other intangible assets	4,890	4,890
Amortization of vessel drydocking	3,760	3,414
Amortization of deferred financing costs	788	805
Deferred income taxes	(1,253)	1,794
Stock-based compensation	335	99
Accretion of interest on 11% senior discount notes	2,386	2,208

Subtotal	19,483	20,823

Earnings adjusted for non-cash charges	27,021	23,218
Changes in operating assets and liabilities:
Accounts receivable	(18,083)	(14,888)
Materials and supplies	(643)	1,143
Other current assets	(10,419)	(2,202)
Accounts payable	(7,263)	3,271
Accrued liabilities	(24,117)	(6,853)
Other assets / liabilities	(1,644)	(842)

Changes in operating assets and liabilities	(62,169)	(20,371)

Gain on equipment disposals	(148)	(275)
Vessel drydocking payments	(2,403)	(4,235)

Net cash used in operating activities	$(37,699)	$(1,663)

Net cash used in operating activities increased by $36.0 million to $37.7 million for the quarter ended March 25, 2007 compared to $1.7 million of net cash used in operating activities for the quarter ended March 26, 2006. This increase is primarily driven by increased vessel payments and payment of the management bonuses. Net earnings adjusted for depreciation, amortization, deferred income taxes, accretion, and other non-cash operating activities resulted in cash flow generation of $27.0 million for the quarter ended March 25, 2007 compared to $23.2 million for the quarter ended March 26, 2006. Changes in working capital resulted in a use of cash of $62.2 million for the quarter ended March 25, 2007 compared to a use of cash of $20.4 million for the quarter ended March 26, 2006. The accrued liabilities working capital use is primarily due to the vessel lease payments and management bonus payments. Vessel lease payments during the quarters ended March 25, 2007 and March 26, 2006 were $42.6 million and $15.6 million, respectively. In addition, during the quarters ended March 25, 2007 and March 26, 2006, we paid bonuses of $10.5 million and $8.7 million, respectively. During the year, we accrue bonuses based on the satisfaction by the Company of certain financial targets, and such bonuses are paid during the first quarter of the following year. The increase in other current assets during the first quarter of 2007 is related to the vessel lease payments of $42.6 million. The increase in accounts receivable balances in the first quarters of 2007 and 2006 is due to seasonality within the business. The account receivable balance typically rises during the first three quarters of the year, and decreases to its lowest balance in the fourth quarter.

Investing Activities

Net cash used in investing activities was $2.8 million for the quarter ended March 25, 2007 compared to $1.8 million for the quarter ended March 26, 2006. The $1.0 million increase is due to $0.6 million increase in capital expenditures, primarily related to raising of our Honolulu, Hawaii cranes in connection with our fleet enhancement initiative, and a $0.4 million reduction in proceeds from the sale of equipment.

Financing Activities

Net cash used in financing activities during the quarter ended March 25, 2007 was $9.3 million compared to $5.2 million for the quarter ended March 26, 2006. The net cash used in financing activities during the quarter ended March 25, 2007 includes $4.5 million in long-term debt payments related to the outstanding indebtedness secured by mortgages on the Horizon Enterprise and the Horizon Pacific.

Capital Requirements

Our current and future capital needs relate primarily to debt service, maintenance, and improvement of our vessel fleet, including purchasing vessels upon expiration of vessel operating leases and providing for other necessary equipment acquisitions. Cash to be used for investing activities, including purchases of property and equipment for the next twelve months is expected to total approximately $30.0 million. Such capital expenditures will include redevelopment of our San Juan, Puerto Rico terminal, raising of our Honolulu, Hawaii cranes in connection with our fleet enhancement initiative, and yard improvements in our Honolulu, Hawaii terminal. In addition, expenditures for vessel drydocking payments are estimated at $26.0 million for the next twelve months.

Six of our vessels, the Horizon Anchorage, Horizon Tacoma, Horizon Kodiak, Horizon Hunter, Horizon Hawk and Horizon Eagle, are leased, or chartered, under charters that are due to expire in January 2015 for the Horizon Anchorage, Horizon Tacoma and Horizon Kodiak, in 2018 for the Horizon Hunter and in 2019 for the Horizon Hawk and Horizon Eagle. The charters for these vessels permit us to purchase the applicable vessel at the expiration of the charter period for a fair market value specified in the relevant charter that is determined through a pre-agreed appraisal procedure. The fair market values of these vessels at the expiration of their charters cannot be predicted with any certainty.

Contractual Obligations and Off-Balance Sheet Arrangements

As of the date hereof, material changes to the Company’s contractual obligations since those previously disclosed in the Company’s report on form 10-K for the year ended December 24, 2006 include the following: (i) additional operating lease payments of $4.8 million during 2007, $6.4 million per year during 2008-2011 and $44.9 million thereafter related to the delivery of the Horizon Hawk during the quarter ended March 25, 2007, (ii) a reduction of $25.0 million in principal payments and $1.9 million of annual gross interest expense payments due under the senior credit facility as a result of the voluntary prepayment of the term loan and (iii) additional operating lease payments of $4.8 million during 2007, $6.4 million per year during 2008-2011 and $46.1 million thereafter related to the delivery of the Horizon Eagle on April 10, 2007.

Long-Term Debt

To finance our acquisition by CHP IV and certain affiliates of Castle Harlan, we incurred substantial debt, including under the senior credit facility and through the issuance of the 9% senior notes in the original principal amount of $250.0 million, with interest payments on this indebtedness substantially increasing our liquidity requirements.

On July 7, 2004, HL and HLHC entered into a senior credit facility with various financial lenders, which was amended and restated on April 7, 2005. As of March 25, 2007, the senior credit facility consisted of a $218.8 million term loan and a $75.0 million revolver. On March 30, 2007, the Company made a $25 million voluntary prepayment on the term loan component of its senior credit facility. No amounts were outstanding under the revolving credit facility as of March 25, 2007 or December 24, 2006. However, $17.6 million and $26.6 million of availability under the revolving credit facility was utilized for outstanding letters of credit as of March 25, 2007 and December 24, 2006, respectively. We expect that we will be permitted to incur up to an additional $75 million of senior secured debt in the form of term loans at the option of the participating lenders under the term loan facility, provided that no default or event of default under the senior credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The term loan matures on July 7, 2011 and the revolving credit facility matures on July 7, 2009.

As of the date hereof, principal payments of approximately $0.5 million are due quarterly on the term loan facility through June 30, 2010, at which point quarterly payments increase to $46.7 million until final maturity on July 7, 2011. Borrowings under the term loan facility bear interest at HL and HLHC’s choice of LIBOR or the base rate, in each case, plus an applicable margin. The margin applicable to the term loan facility is equal to 1.25% for base rate loans and 2.25% for LIBOR loans. The interest rate at March 25, 2007 approximated 7.6%. HL and HLHC are also charged a commitment fee on the daily unused amount of the revolving credit facility during the availability period based upon a rate of 0.50%.

The senior credit facility requires HL and HLHC to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility contains restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, capital expenditures, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate. HL and HLHC were in compliance with all such covenants as of March 25, 2007. The senior credit facility is secured by the assets of HL and HLHC. The 9% senior notes and the 11% senior discount notes also contain restrictive covenants including, limiting incurrence of additional indebtedness, dividends and restrictions customary in such agreements.

On July 7, 2004, HL and HLHC completed an offering of $250.0 million in principal amount of 9% senior notes. The 9% senior notes mature on November 1, 2012. Interest on the 9% senior notes accrues at the rate of 9% per annum and is payable in cash semi-annually on May 1 and November 1 of each year. The 9% senior notes are the general unsecured obligations of HL and HLHC and rank equally with the existing and future unsecured indebtedness and other obligations of HL and HLHC that are not, by their terms, expressly subordinated in right of payment to the 9% senior notes and senior in right to any future subordinated debt. HL and HLHC used $57.8 million of the proceeds received in connection with the Parent’s initial public offering to redeem $53.0 million of the principal amount of the 9% senior notes and pay associated redemption premiums of $4.8 million.

On December 10, 2004, the Company completed an offering of $160.0 million in principal amount of 11% senior discount notes. The 11% senior discount notes were issued at a discount from their principal amount at maturity and generated gross proceeds of approximately $112.3 million. The 11% senior discount notes mature on April 1, 2013. Until April 1, 2008, the notes will accrete at the rate of 11% per annum, compounded semiannually on April 1 and October 1 of each year, beginning October 1, 2005, to but not including April 1, 2008. Beginning on April 1, 2008, cash interest will accrue at the rate of 11% per annum and will be payable in cash semi-annually in arrears on each April 1 and October 1, commencing October 1, 2008. The 11% senior discount notes are the general unsecured obligations of the Company and rank equally with the existing and future unsecured indebtedness and other obligations of the Company that are not, by their terms, expressly subordinated in right of payment to the 11% senior discount notes and senior in right to any future subordinated debt. The Company used $48.0 million of the proceeds received in connection with the Parent’s initial public offering to redeem $56.0 million of the original principal amount at maturity, or $43.2 million in accreted value, of the 11% senior discount notes and pay associated redemption premiums of $4.8 million. During 2006, HL made a $1.3 million open market purchase of the Company’s 11% senior discount notes, which represented a $46 thousand premium to the accreted value at the date of purchase.

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

Based upon the current level of operations and certain anticipated improvements, we believe that cash flow from operations and available cash, together with borrowings available under the senior credit facility, will be adequate to meet our future liquidity needs for the next twelve months. In addition, we expect to make capital expenditures and drydocking payments of $30.0 million and $26.0 million, respectively, over the next twelve months. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Interest Rate Risk

Our primary interest rate exposure relates to the senior credit facility. As of March 25, 2007, HLHC and HL had outstanding a $218.8 million term loan, which bears interest at variable rates. Each quarter point change in interest rates would result in a $0.5 million change in interest expense on the term loan. HLHC and HL also have a revolving credit facility that provides for borrowings of up to $75.0 million. As of March 25, 2007, no amounts were outstanding under the revolving credit facility.

Credit Ratings

As of March 25, 2007, Moody’s Investors Service (“Moody’s”) and Standard and Poor’s Ratings Services assigned the following credit ratings to our outstanding debt:

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

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges for the quarter ended March 25, 2007 is as follows (in thousands):

	Quarter Ended March 25, 2007
Pretax income	$5,874
Interest expense	11,836
Rentals	4,845

Total fixed charges	$16,681

Pretax earnings plus fixed charges	$22,555

Ratio of earnings to fixed charges	1.35	x

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

Exposure relating to our senior credit facility and our exposure to bunker fuel price increases are discussed in our Form 10-K for the year ended December 24, 2006. There have been no material changes to these market risks since December 24, 2006.

There have been no material changes in the quantitative and qualitative disclosures about market risk since December 24, 2006. Information concerning market risk is incorporated by reference to Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Form 10-K for the fiscal year ended December 24, 2006.

4. Controls and Procedures

Under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 25, 2007, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended March 25, 2007.

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

PART II. OTHER INFORMATION

1. Legal Proceedings

During the quarter ended March 25, 2007, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are expensed as incurred.

1A. Risk Factors

There have been no material changes to risk factors since those previously disclosed in the Company’s report on form 10-K for the year ended December 24, 2006.

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

Date: April 26, 2007

H–LINES FINANCE HOLDING CORP.

By:	/s/ M. MARK URBANIA
M. Mark Urbania
Senior Vice President & Chief Financial Officer (Principal Financial Officer & Authorized Signatory)